Form 10QSB
period 2002-06-30
WDO CORP
filed 2002-08-21
CIK 1158986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 WDO CORPORATION
             (Exact name of registrant as it appears in its charter)

                                    000-49612
                            (Commission File Number)

                    NEVADA                           86-1038019
       (State or jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)              Identification No.)

                    4213 N. Tabor Street, Mesa, Arizona 85215
                     (Address of Principal Executive Office)

                                 (480) 832-0094
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X                 No

At the end of the quarter ending June 30, 2002, there were 20,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

See attached Exhibit 1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 2.     Changes in Securities

None

Item 3.     Default Upon Senior Securities

None

Item 4.     Submission of matters To a Vote of Security Holders

None

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports.

Unaudited Financial Statements as of June 30, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2002                       WDO CORPORATION


                                                       By: /s/ William D. O'Neal
                                                            --------------------
                                                               William D. O'Neal
                                                                    President