Form 10QSB
period 2002-09-30
WDO CORP
filed 2002-11-15
CIK 1158986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending September 30, 2002

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

At the end of the quarter ending September 30, 2002, there were 20,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3

 Item 1. Financial Statements................................................. 3

 Item 2. Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of  Operation.................................. 8

 Item 4. Controls and Procedures...............................................8

PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings.....................................................9

 Item 2. Changes in Securities.................................................9

 Item 3. Default Upon Senior Securities........................................9

 Item 4. Submission of Matters to a Vote of Security Holders...................9

 Item 5. Other Information ....................................................9

 Item 6. Exhibits and Reports .................................................9

Signatures ....................................................................9

Certifications ...............................................................10

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 WDO CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                   as of September 30, 2002 and June 30, 2002

                                         ASSETS

                                                    September 30,       June 30,
                                                        2002            2002
                                                   -------------- --------------
CURRENT ASSETS
  Cash                                                         60           (111)
                                                   -------------- --------------
  Total Current Assets                                         60           (111)
                                                   -------------- --------------
OTHER ASSETS                                                    0              0
                                                   -------------- --------------
  Total Other Assets                                            0              0
                                                   -------------- --------------
TOTAL ASSETS                                                   60           (111)
                                                   ============== ==============


                                 WDO CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                   as of September 30, 2002 and June 30, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,       June 30,
                                                        2002            2002
                                                   -------------- --------------
LIABILITIES

Current Liabilities                                         1,700          1,500
                                                   -------------- --------------
  Total Current Liabilities                                 1,700          1,500
STOCKHOLDERS' EQUITY
                                                   -------------- --------------
  Common Stock, authorized                                 20,000         20,000
  20,000,000 shares of stock,
  issued and outstanding 20,000,000,
  par value $0.001 per share

  Additional Paid in Capital                                7,900          7,900

  Stock Subscribed                                         (1,500)        (1,500)

  Deficit accumulated during the
  development stage                                       (28,039)       (28,011)
                                                   -------------- --------------
  Total Stockholders' Deficit                               (1550)        (1,611)
                                                   -------------- --------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           60           (111)
                                                   ============== ==============

                                 WDO CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                       Period          Period
                                                    July 1, 2002  July 31 , 2001
                                                                   (inception)
                                                 To September 30, To September 30,
                                                       2002             2002
                                                   -------------- --------------
INCOME
  Revenue                                                       0              0

EXPENSES
  General, Selling and
  Administrative                                              (29)        (2,587)
                                                   -------------- --------------
  Total Expense                                               (29)        (2,587)
                                                   -------------- --------------
  Loss before Provision for
  Income Taxes                                                (29)        (2,587)

  Provision for Income Taxes                                    0              0
                                                   -------------- --------------
NET INCOME (LOSS)                                             (29)        (2,587)
                                                   ============== ==============
Primary and Diluted Earnings
 (Loss) per Weighted Average
 Number of Common Shares                                    A             a
                                                   -------------- --------------
Weighted Average Number of
                       Common Shares                   20,000,000     20,000,000
                                                   -------------- --------------
a: less than $0.01

                                 WDO CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

             for the period from July 1, 2002 to September 30, 2002





                                             Common Stock            Additional        Stock      Accumulated          Total
                                          Shares         Amount        Paid in      Subscribed      Deficit           Equity
                                                                       Capital
                                    -------------- -------------- -------------- -------------- -------------- --------------
Initial Capitalization
Stock issued for services               19,600,000         19,600          4,000                                       23,600

 Stock sales for cash                      400,000            400          3,600         (1,500)                        2,500

 Cash Contributed                                                            300                                          300

Retained Earnings (Loss)                                                                               (28,039)       (28,039)

Balance September 30, 2002              20,000,000         20,000          7,900         (1,500)       (28,039)         1,639
                                    ============== ============== ============== ============== ============== ==============

                                 WDO CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                       Period          Period
                                                   July 1, 2002   July 31, 2001
                                                                    (inception)
                                                 To September 30, To September 30,
                                                        2002           2002
                                                   -------------- --------------
Cash Flows from
Operating Activities

     Net Loss                                                 (29)        (2,587)

     Consulting for stock                                       0              0

     Changes in assets
     and Liabilities                                            0              0
                                                   -------------- --------------
Net Cash Provided by
Operations                                                    (29)        (2,587)
                                                   -------------- --------------
Cash Flows Used
in Investing Activities                                                        0

 Cash Flow from
 Financing Activities                                         200
                                                   -------------- --------------
 Cash Contribution                                              0          1,500
 Sales of Stock                                                 0              0
                                                   -------------- --------------
Cash Flows from
Financing Activities                                                           0
                                                   -------------- --------------
Net Increase (Decrease)
in Cash                                                       171           (887)

Cash, Beginning of
Period                                                       (111)           947
                                                   -------------- --------------
Cash, End of Period                                            60           (111)
                                                   ============== ==============

                                 WDO CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

     Note 1. GENERAL ORGANIZATION AND BUSINESS


WDO Corporation (the Company) was organized in the state of Nevada on July 31, 2001. The Company is currently in its development stage and to date its activities have been limited to organization and capital formation. The Company currently has no operations and, in accordance with SFAS No. 7, is considered a development stage company.

     Note 2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-SB for the period beginning July 31, 2001 (inception), and ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of results of operations to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

The Company has had no operations during this quarter. The Company engaged in initial discussions with two potential merger candidates during this reporting period, but had not entered into any agreement with any such candidate during this reporting period.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements for many reasons. We use words such as "anticipates", "believes", "plans", "expects", "future", "intends" and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

Item 4. Controls and Procedures

Subsequent to August 31, 2002 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at August 31, 2002, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

(a) Exhibits


     Exhibit 99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO

     Exhibit 99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO

(b) Reports Filed on Form 8-k

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2002                                       WDO CORPORATION


                                                  By: /s/ James D. Durham
                                                  ------------------------------
                                                          James D. Durham
                                                      Chief Executive Officer

                                                  By: /s/ Lawrence M. Davis
                                                  ------------------------------
                                                          Lawrence M. Davis
                                                      Chief Financial Officer

I, James D. Durham, certify that:

     1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  WDO
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
/s/ James D. Durham
----------------------
James D. Durham
Chief Executive Officer

I, Lawrence M. Davis, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of WDO Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
/s/ Lawrence M. Davis
-----------------------
Lawrence M. Davis
Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WDO Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Durham, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ James D. Durham
------------------------
James D. Durham
Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WDO Corporation. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Durham, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ James D. Durham
------------------------
James D. Durham
Chief Executive Officer