Form 10KSB
period 2002-12-31
FIRST MEDICAL RESOURCES CORP
filed 2003-04-01
CIK 1158986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                   For the fiscal year ended December 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from_______________________to________________

                         Commission File No.: 000-49612

                       FIRST MEDICAL RESOURCES CORPORATION
                -----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       86-1038019
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                455 Market Street
                                    Suite 455
                         San Francisco, California 94105
          (Address, including zip code, of principal executive offices)


Issuer's telephone number : (415) 543-1535

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 0.00

As of December 31, 2002, the Company had 10,031,250 shares of its $0.001 par value common stock issued and outstanding. As there is no public trading market for these securities, the Company is unable to determine the aggregate market
value  of  the  common  stock,   the  only  class  of  voting  stock,   held  by
nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one):    Yes [ ]      No [X]

To  simplify  the  language  in  this  Form  10-KSB,   First  Medical  Resources
Corporation, a Nevada corporation, formerly WDO Corporation, is referred to herein as the "Company."

                                   FORM 10-KSB
                                December 31,2002
                         FIRST MEDICAL RESOURCES CORP..

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS...................................................  3

PART I

         ITEM 1.     Description of Business.................................  3
         ITEM 2.     Description of Property................................. 14
         ITEM 3.     Legal Proceedings....................................... 14
         ITEM 4.     Submission of Matters to a Vote of Security Holders..... 14

PART II

         ITEM 5.     Market for Registrant's Common Equity and Related
                         Stockholder Matters................................. 15
         ITEM 6.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................. 15
         ITEM 7.     Financial Statements.................................... 16
         ITEM 8.     Changes in and Disagreements with Accountants........... 16

PART III

         ITEM 9.    Directors, Executive Officers, Promoters and
                         Control Persons..................................... 16
         ITEM 10.   Executive Compensation................................... 17
         ITEM 11.   Security Ownership of Certain Beneficial Owners
                         and Management...................................... 18
         ITEM 12.   Certain Relationships and Related Transactions........... 18
         ITEM 13.   Exhibits and Reports on Form 8-K......................... 18
         ITEM 14.   Controls and Procedures.................................. 19
PART IV

         Financial Statements................................................ 20
         Signatures.......................................................... 31
         Certifications Pursuant to Section 906 of Sarbanes-Oxley
         Act of 2002.................................................... 32 - 33

                           FORWARD LOOKING STATEMENTS

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based upon information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   The Company

The Company was incorporated on July 31, 2001, under the laws of the State of Nevada as WDO Corporation. WDO Corporation was a "blank check" company that had no operations or business objective other than to seek a suitable merger or acquisition candidate.

On September 25, 2002, an Agreement and Plan of Merger (the "Merger Agreement") was consummated with the following parties participating: (a) certain principal shareholders, William D. O'Neal and Stephen F. Burg, (b) the Company's wholly owned subsidiary, FMRC Acquisitions Corp., a Nevada corporation ("Acquisitions Corporation") and (c) First Medical Resources Corporation, a California corporation ("FMRC").

Pursuant to the Merger Agreement, the Company issued 18,250,000 shares of its common stock, in the aggregate, to shareholders of FMRC, in exchange for all the outstanding common stock of FMRC, consisting of 18,250,000 shares. Effective on October 8, 2002, FMRC Acquisitions Corp. and FMRC merged and FMRC survived in accordance with the Agreement of Merger filed with the California Secretary of State on October 8, 2002, and Articles of Merger filed with the Nevada Secretary of State on October 8, 2002.

Additionally, pursuant to the Merger Agreement, Mr. O'Neal and Mr. Burg each returned to the treasury 9,125,000 shares of their common stock beneficially owned by them, and the Company cancelled those shares. Except for the exchange of shares described above, no other consideration was paid or received by any party to the Merger Agreement.

As a result of the acquisition of FMRC, the Company underwent a change in control. The Company issued to the former owners of FMRC, collectively, 18,250,000 shares of its common stock out of a total of 20,000,000 shares of common stock issued and outstanding following the acquisition. As a result, the former owners of FMRC became the owners of 91.25% of the Company's issued and outstanding common stock.

Pursuant to the Merger Agreement, upon the resignation of Mr. Burg from the Company's Board of Directors, James D. Durham was appointed to the Board of
Directors as of the effective date of the merger. Pursuant to the Merger Agreement, registrant's officers resigned and new officers were duly elected as of the effective date of the merger.

On November 20, 2002, the Board of Directors of the Company approved the change of the Company's name from "WDO Corporation" to "First Medical Resources Corporation" and a reverse stock split in which every two shares of Common Stock outstanding would become one share of Common Stock of the Company. By written consent dated November 20, 2002, the shareholders of the Company also approved the name change and reverse stock split.

On December 31, 2001, Mr. O'Neal resigned from the Board of Directors.

                                   The Concept

First Medical Resources Corporation has been formed to capitalize on a unique opportunity believed to exist in the U.S. healthcare service industry. This opportunity is created by a convergence of rapidly increasing healthcare costs, a highly fragmented healthcare service sector and extremely difficult private capital markets.

The rapidly increasing healthcare costs of the early 1990s, which were relatively controlled between 1994 and 1999, have returned. Healthcare costs increased 12% in 2001, and are expected to increase about 15% in both 2002 and 2003. These annual increases are expected to continue with the aging of the population, earlier detection of disease, and new high cost therapies. No company yet exists that seems to have an answer for controlling the skyrocketing trend increases. There will be increasing pressure on the Bush Administration and private markets to control these costs.

One such method of controlling costs involves the utilization of Third Pary Administrators ("TPAs) by large employers to process their employees' medical and dental claims and manage the payment process to providers. There are hundreds of TPAs throughout the United States, most of whom service clients from a very small geographic area.. However, due to their relatively small size, many are unable to maximize their potential, obtain outside capital or expand their distribution network. The Company has been created to serve as a conduit for consolidating this highly fragmented industry into one with greater mass and operating efficiency. The Company's management believes that such consolidation will lower the cost of processing and paying insurance claims. We intend to select and consolidate small, well-run private companies into a larger public entity.


Many of these companies appear to encompass the following characteristics:

     o revenues ranging between $1 million and $10 million with modest profits;
     o    restricted geographic focus;
     o    limited depth and scope of product offering;
     o    inability to leverage current client base;
     o    limited utilization of or ability to invest in technology;
     o insufficient investment in continuing education and other professional requirements to create employee loyalty and company differentiation;
     o limited ability to attract professional management or investment capital; and
     o    few avenues for liquidity.

The Company intends to provide a platform for select companies in this environment to consolidate and create sufficient critical mass to provide access to capital and professional management, build a common technology backbone, open new markets, and reinvest in the professional staff to create a larger revenue opportunity. This will be accomplished initially through acquisitions followed closely with an integration strategy utilizing technology for expense and operating synergies.

In support of this process, the Company will attempt to utilize the following strategies:

     o    hire experienced management in the targeted healthcare service sector;
     o    use publicly traded stock for its acquisition currency;
     o hire management with expertise in the requirements of the public equity markets;
     o integration of systems capabilities and technology "know-how" will leverage the assets of acquired companies for greater efficiencies and profitability;
     o use its experience in acquiring and integrating healthcare service companies to ensure smooth integration of personnel.

                                 Market Analysis

The healthcare industry has seen many changes since the 1980s. This should continue into the 21st century, transforming the method in which healthcare providers function and the types of healthcare services that they provide. Some of the factors that will influence the pace and direction of change in healthcare markets include:

     o    An aging population with an increased demand for healthcare services;
     o    Rising national healthcare expenditures;
     o    Consumer demand for provider choice;
     o    Reduced reimbursement levels to providers;
     o    New and costly diagnostic and therapeutic technologies;
     o New approaches to care management based on practice guidelines implemented by point-of-care information systems and specific provider peer-to-peer comparative feedback.

Management  contends  that the  traditional  approach  to  managed  care has not succeeded.  As an example,  an objective of the Health Maintenance  Organization
(HMO) Act of 1973 was to stimulate competition between health plans in a geographic region. Each health plan was anticipated to hire or contract with a select group of physicians. The select physician groups would contract with one health plan-such as the Kaiser Permanente Physician Group contracts with the Kaiser Permanente Health Plan. The end result would be health plan competition that would drive health system quality and efficiency. To date, however, this objective has not been achieved, except in some isolated instances. Physicians and physician groups generally contract with the majority of health plans and preferred provider organizations (PPOs) in a geographic region. Consequently, a health plan or PPO generally controls no more than 1%-to-15% of a physician's medical practice. The end result is that 'true' health plan competition has not occurred (i.e., health plans compete on premium price, and not on improving the medical care delivery system). Therefore, health plans and PPOs generally have not adequately addressed or improved individual physician quality and efficiency.

Moreover, during the past three decades, health plans and PPOs generally have focused on obtaining price discounts as a method of choice for controlling rising medical -expenses, which represent only one component of such expense. The networks have remained broad-based to preserve geographic coverage and to minimize physician disruption for employees.

However, health plans and PPOs are not to blame exclusively for continued rising prices of health care. Employers and other purchasers have rewarded health plans and PPOs if the physician network was broad-based, achieved significant per unit price discounts, and resulted in little disruption to current employee-physician ties. Consequently, purchaser demands for large physician networks drove the health plan and PPO markets.

These demands provided financial incentive for health plans and PPOs to contract with almost any physician (and physician group) that would accept a per unit price discount. Moreover, purchasers provide additional financial incentive for health plans and PPOs to build their networks as rapidly as possible. For this reason, health plans and PPOs paid little attention to overall physician quality and efficiency; accepting a price discount was good enough. Consequently, the market has not addressed other components of rising medical expenses, such as volume and intensity of medical services, which now accounts for about 50% of medical cost increases. The result is that medical costs have returned to annual double-digit increases, and these increases are expected to continue into the foreseeable future.

The Company plans to focus on the aggregation of TPAs in order to service the needs of healthcare purchasers. TPAs can serve as a platform for improving patient quality of care and reducing healthcare expenditures. TPAs were also selected because of the synergies that management believes will exist between the acquired business units, from leveraging existing client bases for new products and services to the sourcing of experienced personnel to deliver those products and services.

The TPA sector remains highly fragmented. These small, privately held companies have a significant need for expansion capital in order to deliver the new products and services required to remain competitive in the healthcare marketplace. Yet, these companies are constrained by extremely difficult capital markets for private equity placements. Further, expansion capital from venture capital firms or financial institutions is scarce. The interplay of these factors has created the opportunity that led to the formation of the Company.

                                Business Strategy

The Company will attempt to become a leader in the TPA market. The market size of this sector is currently $4.5 billion with projected growth of 15% per year through 2010. As health maintenance organizations (HMOs) and commercial insurance carriers sustain criticism for not containing healthcare expenditures, purchasers should further consider TPAs to control their significant medical trend increases. The TPA market has greater flexibility for implementing immediate cost management strategies when compared to HMOs and commercial carriers that need to abide by state and federal regulations.

TPAs represent a highly fragmented service within the healthcare delivery industry. There are about 1,600 companies performing TPA-type functions. About 900 of these TPAs are independent, privately held companies that seek commercial healthcare business (with revenues totaling $4.5 billion). Of these 900 TPAs, about 750 direct services to the group medical healthcare market, and 150 direct services to the workers' compensation market. The remaining 700 TPAs are captive TPAs that are owned by a parent company to serve the parent company's specific needs. (If captive TPAs are included in the market size revenue calculation, then revenue in the TPA sector is about 50% higher than the stated $4.5 billion).

The typical TPA services approximately 25,000 employees (or over 50,000 unique individuals or members), 30% enrolling move than 25,000 employees and 70% enrolling less than 25,000 employees. Services provided by TPAs generally include medical and COBRA claims administration, medical cost management services, and specialty-area management services (e.g., pharmacy benefit management, mental health management, catastrophic patient management, chronic disease management). Fees charged on a per employee per month (PEPM) basis range from $9 to $25 PEPM-with the average PEPM being $17. Therefore, the typical TPA will average $5 million (or $17 PEPM x 12 x 25,000 employees) in annual revenue.

None of the TPAs are publicly traded. However, CBCA, a TPA for employer-sponsored self-insured health benefits, has acquired USI Administrators and HRM Claims Management. The combined company now has annual revenue of approximately$100 million, all of which is derived from third-party healthcare claims administration and related processing services. CBCA now manages over $1.25 billion of annual disbursement to healthcare providers nationwide.

The  Company's  strategy will be to build a national  third party  administrator
(TPA) platform to service the needs of self-insured employers and other purchasers that desire to improve the quality of patient care and to reduce healthcare expenditures. This will be accomplished by purchasing several TPAs in each region of country. There are at least five strategic advantages for building this national TPA platform:

     1. Win new self-insured business by offering a new, effective benefit design. The Company's strategy should reduce the purchaser's overall medical expenditures by an estimated 10% while preserving current benefit offering levels and employee access to a broad-based provider network.

     2. Improve current and future operational efficiencies. Management believes that economies of scale will be recognized in building a large, national TPA plan. For example, TPAs today need to purchase (or rent) their own claims processing systems and hire an IT staff to maintain the hardware and operational infrastructure. A large national TPA can centralize many of these elements, and eliminate a significant part of the duplication that exists in the market. Moreover, new operational healthcare regulations, such as those brought about by HIPAA, can be cost-effectively addressed by larger TPA firms.

     3. Maximize value of vendor relationships. In most markets, size matters when negotiating with vendors. The TPA market in no exception. Management recognizes that increased size provides a TPA plan with increased negotiating leverage to lower vendor fees and to request the development of proprietary products that better serve our purchaser clients.

     4. Improve management of non-network claims. The Company's TPA plan will devote significant resources to the effective management of non-network services. Payers report that patients seeking care from non-network providers incur 10%-to-20% of total health expenditures. The Company's TPA plan will devote resources to improve the current processes in the market. We recognize that the potential savings are too great to be ignored.

     5. Access to leading patient management strategies. Patients with significant medical treatment requirements need to be identified and managed before incurring significant expenses. Consequently, the Company will continue to invest resources to develop and refine models that predict patients that will incur significant resources in the near future.

The Company intends to build the largest national physician-level quality and efficiency rankings database, and implementing a benefit plan design that directs employees to quality and efficient physicians. This strategy should reduce the purchaser's overall medical expenditures by an estimated 10% while preserving current benefit offering levels and employee access to a broad-based provider network. The Company will also modify purchasers' existing in-network managed care benefit plan design, and direct employees to the higher quality, more efficient contracted network providers. Efficiency means minimizing medical resources to treat a medical condition and achieve a desired quality of patient care. Therefore, efficiency is a function of unit price, volume of service, intensity of service, and quality of care.

Management will establish rigorous procedures for integrating future acquisitions. Integration excellence will enhance the value that each new TPA acquired brings to the Company. The key to successful integration is the migration of each acquired TPA to a corporate technology platform while
simultaneously   maintaining   the  local  market   relationships.   Operational
requirements, implementation timelines, and business revenue and operational performance measures will be clearly defined.


                                   Competition

Management believes that the Company's business model will differ from its smaller competitors in several material respects:

     o A national TPA will be able to address a much larger segment of the market because it will be able to serve larger companies.

     o    A  larger  TPA  organization  will  be  able  to  offer   professional
          management that many smaller competitors cannot afford.

     o A broader based TPA will need to implement the latest technology applications to enhance efficiencies.

     o    Critical   mass  makes  it  possible  to  build  a  larger  sales  and distribution network than most of our smaller competitors.

Some of the Company's larger competitors have greater financial, managerial and marketing resources than us. In addition, these competitors may have pre-existing relationships with providers and purchasers that will be difficult to surmount. Existing or future competitors may develop or offer services that provide price, service or other advantages that are more attractive to the target customer base. If we fail to compete successfully against our current or future competitors with respect to these or other factors, our business, financial condition, and results of operations may be materially and adversely affected.

                                  Risk Factors

The risks described below are not the only ones facing the Company. Additional risks may also impair the Company's business operations. If any of the following risks occur, the business, financial condition, or results of operations could be materially adversely affected.

This Report contains forward-looking statements that involve a high degree of risk and uncertainty. These statements relate to future events or the Company's future operational or financial performance. Such statements include, but are not limited to, statements containing the words "may," "will," "should," "expects," "plans," "anticipates, "believes," "estimates," "predicts,"

"potential," or "continue" or the negative of such terms and other comparable terminology. These statements reflect management's opinions only as of the date of this Report. Actual events or results may differ materially. In evaluating these statements, you should carefully consider various factors, including the risks outlined below. These and other factors may cause the Company's actual results to differ materially from any forward-looking statement.

No operating history; anticipation of losses.

The Company was incorporated on July 31, 2001. To date, the Company has no operating business and no operating history. Consequently, a prospective investor has no historical results of operations or financial information that may give the prospective investor an indication of the Company's future operating results.

The Company is a development stage business. Companies in an early stage of development frequently encounter many risks, expenses and difficulties, especially if they operate in new and rapidly evolving markets such as the healthcare service sectors that the Company has targeted. The risks faced by the Company include, but are not limited to, the need to continue to raise debt and/or equity capital, a new and evolving business model and the management of growth. To address these risks, the Company must, among other things, continue to develop the strength and quality of its operations, maximize the value delivered to clients, respond to competitive developments and continue to attract, retain and motivate qualified employees and managers. If the Company is not successful, its business, results of operations and financial condition will be materially and adversely affected.

The Company cannot be sure that it will be successful in implementing its new business model or that its business model will not require further changes as its business and target markets mature. In addition, the Company intends to continue to invest heavily in infrastructure development and marketing. The Company may need to raise substantial amounts of debt and/or additional equity capital to fund these operations. As a result, the Company expects to incur operating losses for the foreseeable future and may need to raise capital to fund these losses. There can be no assurances that the Company will be able to raise this capital, nor can there be any assurances that the Company will be able to achieve or sustain profitability.


The Company will require significant future capital and its ability to raise additional capital is uncertain.

The expansion and development of the Company's business will require significant additional capital. The Company will need to secure financing in order to fund its anticipated losses from operations. The Company may be unable to raise additional capital on acceptable terms, or at all. If the Company is unable to raise additional capital, its business will be significantly harmed, including its ability to meet its operating capital requirements, to complete additional acquisitions and to compete successfully. In addition, there can be no assurance that the Company will be able to finance or complete its first acquisition in a timely fashion, or at all.

Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's existing stockholders will be reduced, its stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the Company's existing stockholders.

The Company may not succeed in acquiring businesses.

To succeed in its business strategy, the Company must grow its business through acquisitions. However, to date the Company has not completed any acquisitions. The Company may be unable to identify acquisition targets that meet its needs. In addition, even if attractive acquisition targets are identified, such targets may be unwilling to be acquired on terms that are acceptable to the Company or on any terms. Moreover, the Company may be unable to obtain any necessary financing on acceptable terms to finance acquisitions that it wishes to accomplish. If the Company is unable to identify and close acquisitions on terms that it deems acceptable, its business will suffer.



Fluctuations in patient occupancy at the hospital and healthcare facilities of the Company's clients may adversely affect the demand for the Company's services and therefore its profitability .

Demand for the services we intend to offer is significantly affected by the general level of patient occupancy at the hospital and healthcare facilities the Company hopes to acquire as customers. When occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, hospital and healthcare facilities typically will reduce their use of temporary employees before undertaking layoffs in their regular employees. In addition, the Company may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at healthcare facilities also fluctuates due to the seasonality of some elective procedures. The Company does not anticipate that it will be able to predict the level of patient occupancy at any particular time and its effect on the Company's revenues and earnings, if any.


Failure to properly manage growth could adversely affect the Company's business.

The  Company   intends  to  grow  its  business  both   internally  and  through
acquisitions. Any such growth will increase the demands on the Company's management, operating systems and internal controls. The Company's existing
management   resources  and   operational,   financial,   human  and  management
information systems and controls may be inadequate to support existing or expanded operations. The Company currently has no business operations and has no history of managing growth. It may be unable to manage growth successfully. If the Company grows but is unable to manage such growth successfully, its business will suffer and its capacity for future growth will be significantly impaired. Because of these factors, the Company may be unable to predict with any degree of accuracy its future ability to grow, rate of growth, and path, if any, to profitability.

If the Company is successful in identifying and closing acquisitions, it faces additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. The Company has no history or experience in successfully integrating acquired businesses and may be unable to manage these risks successfully. The Company may have difficulty retaining employees who received significant amounts of common stock once they are able to sell their shares of common stock without material restrictions. In addition, any acquisitions by the Company may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuances of convertible debt or equity securities.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

The Company believes that its future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting, training and retaining such personnel. The Company's need for executive level management will increase if it grows. The Company's CEO and CFO are not employees of the Company, and both maintain involvement with other businesses. If the Company fails to attract, train and retain key personnel, its business, operating results and financial condition will be materially and adversely affected.

The Company operates in a developing market.

Industry analysts and others have made many predictions concerning the future prospects of the healthcare industry. Many of these historical predictions have overstated the growth of the industry, and no reliance should be placed upon these predictions. The market for the Company's services may not develop, and therefore, consumers may not adopt the Company's services. If the market for the Company's services fails to develop, or develops more slowly than expected, or if its services do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.


The Company's business is subject to continuous change.

The market for the services that the Company intends to provide is characterized by rapid changes in the competitive landscape, changing consumer and service provider requirements and preferences, new service and product introductions and evolving industry standards that could render the Company's service practices and methodologies obsolete. Once the Company begins offering services to customers, its success will depend, in large part, on its ability to improve such services, develop new services and solutions that address the increasingly sophisticated and varied needs of the Company's clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. The Company may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or requirements, its business, results of operations and financial condition would be materially adversely affected.


Healthcare reform could negatively impact the Company's business opportunities.

The U.S. government has undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, the Company would have fewer business opportunities, which could have a material adverse affect on its business. State governments have also attempted to control the growth of healthcare costs. Any such regulation at the state level could also have a material adverse affect on our business.


Limitations on third-party reimbursements.

Companies that supply healthcare products and services in the U.S. are greatly affected by Medicare, Medicaid, and other governmental insurance programs, as well as by private insurance reimbursement programs. Third-party purchasers (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of the Company's services by regulating the level of reimbursement provided by such purchasers to the hospitals, physicians and clinics utilizing the Company's services.


The Company currently lacks a management team.

The Company currently has no full time employees and does not anticipate hiring any in the foreseeable future. Its CEO and CFO have other business interests and devote significant amounts of time to these interests. Thus, their ability to execute the Company's strategic plan could be severely impacted by the amount of time that they spend pursuing these other interests.


Conflicts of interest.

As discussed herein, all members of the Company's senior management team have other business interests that will require a portion of their time and efforts. Although management believes that it will be able to devote such time as is necessary for the proper management of the Company's business, it is possible that their obligations to these other business interests may interfere with or distract from the full performance of their duties as management of the Company. Management is committed to devoting substantially all of their time to the Company's business at such time, if any, that the Company consummates its first acquisition, at which time they anticipate hiring other members of the management team. There can be no assurance that these assumptions will prove accurate or that suitable personnel will be available to the Company on acceptable terms.


The Company operates in a highly competitive market.

The TPA sector is highly competitive and this competitive environment is anticipated to intensify in the future. The Company's competitors include other healthcare service providers. Since the Company is recently formed, has no history of business operations and has not previously raised significant capital, virtually all of these competitors enjoy substantial competitive advantages, such as:

     o    existing products and services and experience in the marketplace;
     o    greater name recognition and larger marketing budgets and resources;
     o    established marketing and customer relationships; and
     o    substantially greater financial, technical and other resources.

As a result, these competitors may be able to respond more quickly and effectively than the Company to new or changing opportunities, technologies or customer requirements. Existing or future competitors may develop or offer services that provide price, service, number or type of providers or other advantages over those the Company intends to offer. If the Company fails to compete successfully against current or future competitors with respect to these or other factors, its business, financial condition, and results of operations may be materially and adversely affected.

Government regulation and legal uncertainties could adversely affect the Company's business.

The Company believes that its business is not subject to material regulation under the insurance laws of the U.S. or any of the states in which it plans to offer services. Licensing laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If the Company becomes subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. The Company cannot be sure that a review of its current and proposed operations will not result in a determination that could materially and adversely affect its business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting the Company's ability to conduct its business as proposed to be conducted.

Investors may incur dilution.

The Company intends to acquire additional businesses and hence may at any time and from time to time issue additional shares of its capital stock in connection with such acquisitions. The Company may also issue additional shares of its equity securities to raise additional cash to fund acquisitions or for working capital. If the Company issues additional shares of its capital stock, shareholders will experience dilution in their respective percentage ownership in the Company.

There can be no assurance that the Company's common stock will ever be publicly traded or appreciate significantly in value.

The Company, in conjunction with certain broker-dealers, intends to apply to the National Association of Securities Dealers ("NASD") to have its stock publicly traded on the Over-the-Counter Bulletin Board. No assurance can be given that such regulatory approval will ever be received. If the Company's common stock becomes publicly traded, no assurance can be given that the Company's common stock will ever be traded on an established national securities exchange or that the Company's business strategy will be well received by the investment community. Many other publicly traded entities engaged in "roll-up" or consolidation strategies have failed or met with initial success only to see their stock lose significant value.

No present intention to pay dividends.

The Company has never paid dividends or made other cash distributions on the common stock, and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business.

Penny stock regulation.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently shares office space with Lifen, Inc., another company at which Mr. Durham serves as the Chairman and CEO and Mr. Davis serves as its CFO, at no cost to the Company. The office is located at 455 Market Street, Suite 1220, San Francisco, California 94105. At such time that revenues permit, the Company intends to obtain separate office space in the San Francisco metropolitan area.

ITEM 3. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 25, 2002, 100% of our shareholders unanimously voted to approve an Agreement and Plan of Merger (the "Merger Agreement") with the following parties
(a) certain principal shareholders, William D. O'Neal and Stephen F. Burg, (b) our wholly owned subsidiary, FMRC Acquisitions Corp., a Nevada corporation and
(c) First Medical Resources Corporation, a California corporation. Pursuant to the Merger Agreement, we issued 18,250,000 shares of our common stock, in the aggregate, to shareholders of FMRC, in exchange for all the outstanding common stock of FMRC, consisting of 18,250,000 shares. Effective on or about October 8, 2002, Acquisitions Corporation and FMRC merged and FMRC survived in accordance with the Agreement of Merger filed with the California Secretary of State on October 8, 2002, and Articles of Merger filed with the Nevada Secretary of State on October 4, 2002. Additionally, pursuant to the Merger Agreement, Mr. O'Neal and Mr. Burg each returned to the treasury 9,125,000 shares of our common stock beneficially owned by them, and we cancelled those shares. Except for the exchange of shares described above, no other consideration was paid or received by any party to the Merger Agreement. As a result of the acquisition of FMRC, we underwent a change in control. We issued to the former owners of FMRC, collectively, 18,250,000 shares of our common stock out of a total of 20,000,000 shares of common stock issued and outstanding following the acquisition. As a result, the former owners of FMRC became the owners of 91.25% of our issued and outstanding common stock. The terms of the merger, including the one-for-one exchange of shares between the Company and the FMRC shareholders, took into account the existing assets and expertise of FMRC's management and were the result of arms-length negotiations between the Company and the principal shareholders and executive management of FMRC. On November 20, 2002, the Board of Directors of the Company approved the change of the Company's name from "WDO

Corporation" to "First Medical Resources Corporation" and a reverse stock split in which every two shares of Common Stock outstanding would become one share of Common Stock of the Company. By written consent dated November 20, 2002, the shareholders of the Company also approved the name change and reverse stock split.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           Principal Market or Markets

We are a development stage company that is still in the beginning stages of implementing our business plan. Our common stock is not listed on any exchange and there is no public trading market for the common stock, and there has been no market.

                   Approximate Number of Common Stock Holders

As of December 31, 2002, we had 10,031,250 shares of common stock outstanding, held by approximately 48 shareholders.

                                 Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

                     Recent Sales of Unregistered Securities

Pursuant to the Merger Agreement, we issued 18,250,000 shares of our common stock, in the aggregate, to shareholders of FMRC, in exchange for all the outstanding common stock of FMRC, consisting of 18,250,000 shares.

The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended ("Act"), given the transactions did not involve public solicitation or advertising, and the securities issued bore a restricted legend thereon as "restricted securities." As to the Section 4(2) transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended. The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

                                Plan of Operation

The Company will focus on acquiring and operating existing TPAs. We believe that there is a significant opportunity to acquire companies in these sectors and create efficiencies through economies of scale and technology applications.

              Results of Operation for Year Ended December 31, 2002

We had no operations other than organizational activities and generated no revenue during the year ended December 31, 2002.

                         Liquidity and Capital Resources

At December 31, 2002, the Company's current assets of $61 was exceeded by current liabilities of $234,929, which leaves the Company with a deficit working capital position of $234,868. Management believes that additional working capital in the amount of $1,000,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS.

We are filing reports, financial statements and notes to financial statements with this annual report. These reports may be found in Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreement with, resignation or dismissal of, our principal independent accountant. Our principal accountant since inception has been Shelley Int'l, CPA.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the current directors and executive officers of the Company; the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

Names of Executive
Officers and Directors     Age     Position             Date of Appointment

James D. Durham            56      CEO/President        October 4, 2002
                                   Director
Lawrence M. Davis          54      CFO                  October 4, 2002

James D. Durham, Chairman and CEO, has over 33 years of experience in the creation and management of healthcare information technology companies. In 1993 he founded QuadraMed Corporation which he took public in 1996. During the six years of Mr. Durham's leadership the company combined 30% organic growth with 28 acquisitions to achieve revenues of $250 million. Mr. Durham also founded ChartOne Corporation which provides web based medical record management to over 1000 hospitals. Mr. Durham managed the restructuring and turn-around of Knowledge Data Systems, a previously bankrupt public company which, under Mr. Durham's control as CEO, was returned to profitability and sold to a Fortune 500 company. Mr. Durham founded Medicus Microsystems, the first company utilizing personal computers in the health care industry. This company later went public as Medicus Systems Corporation. He holds a BS in Engineering with high honors from the University of Florida, an MBA from UCLA and is a licensed CPA in the state of Illinois.


Lawrence M. Davis, Chief Financial Officer, has more than 25 years of experience in finance, including 13 years at the CFO level. Most recently, he served as a consultant to several technology companies, assisting them in their capital raising and IPO endeavors. Previously, Mr. Davis served as CFO and Corporate Controller for FirstAmerica Automotive, Inc, a $1 billion publicly held consolidator of automotive dealerships, where he actively participated in the raising of $250 million in debt financing which was utilized to acquire seven other companies generating over $500 million in total revenue. Prior to FirstAmerica Automotive, Mr. Davis was the CFO of The Nalley Companies (another consolidator of automobile dealerships), which was sold to Asbury Automotive (NYSE: ABG) for an attractive multiple of earnings. Previous professional experience included serving as a senior commercial lender at Citicorp, corporate controller of LeasePlan USA (the US subsidiary of Europe's largest fleet leasing and management company), and a member of the audit staff of Arthur Andersen LLP. Mr. Davis holds a BS in accounting and an MBA from Auburn University and a BS in mechanical engineering and Russian language from the US Military Academy at West Point, NY. He is a licensed CPA in the state of Georgia.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2002, through the fiscal year ended December 31, 2002, of all officers and directors of the Company.

                                                                      Securities
Name and Principal                                      Consulting    Underlying
Positions at 12/31/02          Salary        Bonus          Fees        Options
                               ------        -----          ----        -------
James D. Durham                 -0-           -0-         $31,250         -0-
Director/President/CEO

Lawrence M. Davis               -0-           -0-         $11,200          *
CFO

William D. O'Neal              - 0 -         - 0 -           -0-          -0-
Former President/Director


Stephen F. Burg                - 0 -         - 0 -           -0-          -0-
Former Secretary/Director

*On March 6, 2003, Mr. Davis was issued 300,000 shares of the Company's common stock. He vests ratably in this issue over a four year period commencing July 15, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2002, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.


Name of Beneficial Owner                Shares Beneficially
or Name of Officer or Director          Owned                    Percent

James D. Durham &                       4,491,500                 44.78%
Sandra J. Durham
98 Main Street #416
Tiburon, CA 94920

James Dean Durham,                      2,246,000                 22.39%
Trustee of James Dean Durham
Living Trust dated 2/11/97
98 Main Street #416
Tiburon, CA 94920

RCMJ, L.L.C.                              962,500                  9.60%
98 Main Street #416
Tiburon, CA 94920
Total                                   7,700,000                 76.77%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

1. The following documents are filed in PART IV, as a part of this report on pages F-1 to F-12:

     Auditors Report of Shelley International, C.P.A., Dated March 28, 2003;

     Balance Sheet as of December 31, 2002;

     Statement of Operations and Consolidated Statement of Operations for the Year Ended December 31, 2002 and 2001, and from Inception, July 31, 2001 to December 31, 2002;

     Statement   of   Stockholders'   Equity  and   Consolidated   Statement  of
     Stockholders' Equity for the Year Ended December 31, 2002 and 2001, and from Inception, July 31, 2001 to December 31, 2002;

     Statement of Cash Flow and Consolidated Statement of Cash Flows for the Year Ended December 31, 2002 and 2001, and from Inception, July 31, 2001 to December 31, 2002;

     Notes to Financial Statements.

     2. Financial Statement Schedules - None.

     All applicable information is contained in the financial statements or notes thereto.






Exhibit No.       Description and Method of Filing
--------------    ----------------------------------------

3.1 Articles of Incorporation of WDO Corporation, as filed with the Nevada Secretary of State on July 31, 2001. (1)

3.2  Bylaws of WDO Corporation adopted July 31, 2001. (1)

3.3 Articles and Plan of Merger, as filed with the Nevada Secretary of State on October 4, 2002. (2)

3.4  Certificate   of  Amendment  of  the  Amended  and  Restated   Articles  of
     Incorporation of WDO Corporation, as filed with the Nevada Secretary of State on November 20, 2002. (2)

99.1 Certification Pursuant to Title 18 U.S.C. Section 1350.

99.2 Certification    Pursuant    to    Title    18    U.S.C.    Section    1350
     ---------------------------------------------------------------------------

(1)  Incorporated by reference to Form 10SBG12 filed February 4, 2002.

(2)  Incorporated by reference to Form 8-K, as amended, filed October 15, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Subsequent to December 31, 2002 and prior to the filing of this Report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of, and with the participation of, its management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective at December 31, 2002, and during the period prior to the execution of this Report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

                                   FINANCIALS


                            Shelley International CPA
                               161 E. 1st. St. #1
                                 Mesa, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors and Audit Committee
FIRST MEDICAL RESOURCES CORPORATION

     I have audited the accompanying consolidated balance sheet of FIRST MEDICAL RESOURCES CORPORATION, (a Development Stage Company) as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year 2002 and the period from July 31, 2001 to December 31, 2001 the period from July 31, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, consolidated financial position of FIRST MEDICAL RESOURCES CORPORATION, (a Development Stage Company) as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year 2002 and the period from July 31, 2001 to December 31, 2001 the period from July 31, 2001 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                     Shelley International CPA

March 28, 2003

FINANCIAL STATEMENTS


                      FIRST MEDICAL RESOURCES CORPORATION
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                 as of December 31, 2002 and December 31, 2001



                                     ASSETS

                                         December 31,       December 31,
                                             2002               2001
                                    ----------------- ------------------
CURRENT ASSETS
        Cash                                       61                947
                                    ----------------- ------------------
        Total Current Assets                       61                947
                                    ----------------- ------------------
Equipment, net                                  6,418

OTHER ASSETS                                        0                  0
                                    ----------------- ------------------

TOTAL ASSETS                                    6,479                947
                                    ================= ==================


LIABILITIES AND STOCKHOLDERS' EQUITY


                                  LIABILITIES

        Payables                              234,929                  0
                                    ----------------- ------------------
        Total Current Liabilities             234,929                  0
                                    ----------------- ------------------
STOCKHOLDERS' EQUITY

        Preferred Stock, authorized
        20,000,000 shares no outstanding
        par value $0.001 per share
        Common Stock, authorized
        80,000,000 shares of stock,
        issued and outstanding 10,031,250,
        par value $0.001 per share             10,031             10,000

        Additional Paid in Capital            (49,400)            17,900

        Stock Subscribed                            -             (1,500)

        Deficit accumulated during the
        development stage                    (189,081)           (25,453)
                                    ----------------- ------------------
        Total Stockholders' Equity           (228,450)               947
                                    ----------------- ------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            6,479                947
                                    ================= ==================

        The accompanying notes are an integral part of these statements

                      FIRST MEDICAL RESOURCES CORPORATION
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
           for the year 2002, and July 31, 2001 to December 31, 2001
                and July, 2001 (inception) to December 31, 2002

                                            Year          Period       Period July 31,
                                            2002          July 31,    2001 (inception)
                                                      to December 31,   to December 31,
                                                           2001            2002
                                          ---------------------------------------------
INCOME
        Revenue                                      0              0                 0

EXPENSES
        Consulting, Professional               143,265                          143,265
        General, Selling and
        Administrative                          20,363         25,453            45,816
                                          ---------------------------------------------
        Total Expense                          163,628         25,453           189,081

        Loss before Provision for
        Income Taxes                          (163,628)       (25,453)         (189,081)
                                          ---------------------------------------------
        Provision for Income Taxes                   0              0                 0
                                          ---------------------------------------------

NET INCOME (LOSS)                             (163,628)       (25,453)         (189,081)
                                          =============================================

Primary and Diluted Earnings
        (Loss) per Weighted Average
        Number of Common Shares                  (0.02)         a                 (0.02)
                                          ---------------------------------------------

Weighted Average Number of
        Common Shares                       10,000,086     10,000,000        10,000,060
                                          ---------------------------------------------
a: less than $0.01

The above shares have been adjusted for the 1 for 2 reverse stock split October 2002

        The accompanying notes are an integral part of these statements

                      FIRST MEDICAL RESOURCES CORPORATION
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
       for the period from July 31, 2001 (inception) to December 31, 2002

                                     Common Stock        Additional      Stock   Accumulated       Total
                                   Shares      Amount     Paid in     Subscribed   Deficit       Equity
                                                           Capital
                                ------------------------------------------------------------------------
Initial Capitalization
     Stock issued for services   9,800,000       9,800       13,800                        0      23,600
     Stock sales for cash          200,000         200        3,800       (1,500)                  2,500
     Cash Contributed                                           300                                  300

Accumulated deficit for year                                                         (25,453)    (25,453)
                                ------------------------------------------------------------------------
Balance, December 31, 2001      10,000,000      10,000       17,900       (1,500)    (25,453)        947

Payment of Stock Subscription                                              1,500                   1,500

Contribution                                                    200                                  200

Purchase of First Medical Resource
Issuance of new shares           9,125,000       9,125     (126,625)                            (117,500)
Cancellation of shares          (9,125,000)     (9,125)       9,125

Stock for services                  31,250          31                                                31
Cash Contribution                                            50,000                               50,000
Accumulated Deficit for year                                                        (163,628)   (163,628)
                                ------------------------------------------------------------------------
Balance, December 31, 2002      10,031,250      10,031      (49,400)           -    (189,081)   (228,450)
                                ========================================================================

The above shares have been adjusted for the 1 for 2 reverse stock split October 2002

        The accompanying notes are an integral part of these statements

                       FIRST MEDICAL RESOURCES CORPORATION
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
   for the year 2002 and the periods from July 31, 2002 to December 31, 2001, and July 31, 2001 (inception) to December 31, 2002


                                              Year          Period      Period July 31,
                                              2002       July 31, to     (inception)
                                                        December 31,    to December 31,
                                                             2001            2002
                                          ---------------------------------------------
Cash Flows from Operating Activities

        Net Loss                              (163,628)       (25,453)         (189,081)

        Depreciation                               377                              377
        Consulting for stock                        31         23,600            23,631
        Changes in  liabilities                234,929              0           234,929
                                          ---------------------------------------------

Net Cash Provided by Operations                 71,709         (1,853)           69,856

Cash Flow Used in Investing Activities
        Purchase of First Medical              117,500                          117,500
        Equipment Purchase                       6,795                            6,795
                                          ---------------------------------------------
        Cashed used in Investing               124,295                          124,295
                                          ---------------------------------------------
Cash Flows from Financing Activities

        Cash Contribution                       50,200            300            50,500
        Sales of Stock                           1,500          2,500             4,000
                                          ---------------------------------------------
Cash Flows from Financing Activities            51,700          2,800            54,500
                                          ---------------------------------------------

Net Increase (Decrease) in Cash                   (886)           947                61

Cash, Beginning of Period                          947              0                 0
                                          ---------------------------------------------
Cash, End of Period                                 61            947                61
                                          =============================================

The amount of interest paid for the periods shown above was $00.00. The amount of taxes paid for the periods shown above was $00.00.

Significant non cash transactions
Issuance of 9,800,000 shares of common stock for consulting services valued at $23,600
Purchase of First Medical Resource Corp with 9,125,000 shares of stock

Cancellation of 9,125,000 of previously issued stock as part of this purchase

The accompanying notes are an integral part of these statements

                       FIRST MEDICAL RESOURCES CORPORATION
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS

The Company was organized in the state of Nevada on July 31, 2001 as WDO Corporation. The Company currently has no revenue and, in accordance with SFAS No. 7, is considered a development stage company; its activities have been limited to organization, capital formation and pursuing acquisition opportunities.

On October 8, 2002 the Company purchased First Medical Resources Corporation, which became a wholly owned subsidiary. See Note 9 for the details of this purchase. The Company, through its newly acquired subsidiary, will be acquiring businesses involved in providing third party administration of the payment of medical and dental claims to the providers of these services on behalf of their customers' employees.

On November 22, 2002 the Company changed its name to First Medical Resources Corporation.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets except cash and equipment. There has been no revenue. The relevant accounting policies and procedures are listed below.

Accounting Basis
----------------
The basis is generally accepted accounting principles. All inter-company transactions have been eliminated.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company does not anticipate the payment of dividends in the foreseeable future. No dividends have been paid since inception.

Stock Based Compensation
------------------------
The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, and 1. non-employees. 2. employees or directors The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner. The non-employees securities are recorded at fair value. The non-compensatory employee stock is recorded at the amount actually received for the stock. The compensatory stock is recorded at the fair value.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising since inception.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue. Without generating revenue or obtaining additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private placement offering.

NOTE 4. STOCKHOLDERS' EQUITY

At inception the Company had 20,000,000 shares of common stock authorized and a par value of $0.001 per share. The shareholders have all of the rights afforded Nevada shareholders. On September 25, 2002 the Company increased its authorized capital to 20,000,000 shares of preferred stock at $0.001 par value and 80,000,000 shares of common stock at $0.001 par value.

There are no warrants or options outstanding to acquire any additional shares of common stock.

The Company was initially capitalized during a five month period from July 31, 2001 through the end of the year. Initially, $23,600 of value was given in services for which 9,800,000 shares of stock were issued. Afterward, 200,000 shares of common stock were sold for $4,000 ($0.01 per share) as shown in the statement of stockholders' equity. Of this $4,000, $2,500 was received in 2001 and $1,500 was received January 7, 2002 and is shown as stock subscribed in the financial statements for the year 2001.

A major shareholder contributed $300 and $200 to the Company to help pay current expenses. No additional shares were given for these additional contributions.

On October 8, 2002 the Company purchased all of the common stock of First Medical Resource Corp with 9,125,000 shares of restricted common stock. As part of this same transaction 9,125,000 shares of previously issued stock were cancelled, as more fully described in Note 9 below.

On November 22, 2002 the Company approved a reverse stock split where 2 shares became 1. All of the statements and notes have been adjusted retroactively to reflect this reverse stock split.

On December 30, 2002 the Company traded for consulting services, 31,250 shares of restricted common stock valued at $31.

On December 30, 2002, two shareholders contributed cash to the Company a total of $50,000 to help pay some of the expenses of the Company. No additional stock was issued for this cash contribution.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. For the previous periods, office services are provided without charge by an officer. Such previous costs are immaterial to the financial statements and accordingly, have not been reflected herein. The officers and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $41,598, which is calculated by multiplying a 22% estimated tax rate by the two items making up the deferred tax account, the NOL of $188,687 and the difference between tax and book net loss of $394, (which was due to the organization costs). The total valuation allowance is a comparable $41,598.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                        Amount
         Net change in deferred taxes                   $41,598
         Valuation Account                              (41,598)
         Current taxes payable                                0
                                                        -------
         Provision for Income Taxes                           0
                                                        -------

Below is a chart showing the federal net operating losses and the year in which it will expire.

         Year                                           Amount        Expiration

         2001                                            24,949         2021
         2002                                           163,738         2022
                                                        -------
         Total                                          188,687
                                                        -------

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company currently uses the offices of its president with no charge. The Company also has no lease obligations of any kind. The five year projection of these future obligations based on these facts are as followings will be zero in each year.

                             Year 1     Year 2      Year 3     Year 4     Year 5

Operating Leases, etc             0          0           0          0          0

The Company has verbally agreed to lease office space in San Francisco, CA from another company controlled by the president for $27,350 per year. If this lease were consummated the future obligations would be.

                             Year 1     Year 2      Year 3     Year 4     Year 5

Rent                          6,837     27,350      15,953


NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141 Business Combinations

This statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The effective date for this statement is June 30, 2001 and thereafter.

SFAS 142 Goodwill and Other Intangibles Assets

This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this statement is December 15, 2001.

SFAS 143 Accounting for Asset Retirement Obligations

This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this statement is June 15, 2002.

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this statement is December 15, 2001.

SFAS 145 Extra-ordinary item classification, Sale-lease-back classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as an operating lease be accounted for under the sale-lease-back provisions of SFAS
98. The effective date of this statement is May 15, 2002.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

NOTE 9. PURCHASE OF FIRST MEDICAL RESOURCES CORPORATION

On October 8, 2002 the Company purchased all of the outstanding shares of stock of First Medical Resources Corporation (a California corporation) for 9,125,000 shares of common stock. First Medical Resource Corp is a company that processes medical data for doctors and other medical professionals. To effect this purchase, the Company first formed a wholly owned subsidiary which it called "FMRC Acquisitions Corporation". First Medical Resources Corporation was then merged into FMRC Acquisitions Corporation and First Medical Resources Corporation became the surviving entity and a wholly owned subsidiary of the Company. The Company subsequently changed its name to First Medical Resources Corporation.

As of the purchase date, the condensed balance sheet of First Medical Resources Corporation was as follows.

         Assets                                                        0
                                                                --------
         Accounts Payable                                        104,167
         Bank Overdraft                                           13,333
                                                                --------
         Total Liabilities                                       117,500
                                                                --------
         Negative Equity at Purchase Date                       (117,500)
                                                                --------
NOTE 1O.     SUBSEQUENT EVENTS

On March 6, 2003, the Company issued 100,000 shares of its common stock to an investor who previously contributed cash. On this same date, the Company also issued 93,750 shares of its common stock to its former president for consulting services rendered.

On March 6, 2003, the Company issued 300,000 shares of its common stock to its chief financial officer. These shares vest ratably over a four year period commencing July 15, 2002.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FIRST MEDICAL RESOURCES CORP.


Dated: March 31, 2003                       By:  /s/ James D. Durham
                                                 -------------------------------
                                                     James D. Durham
                                                     Chief Executive Officer and
                                                     Chairman of the Board


Dated: March 31, 2003                       By:  /s/ Lawrence M. Davis
                                                 -------------------------------
                                                     Lawrence M. Davis
                                                     Chief Financial Officer and
                                                     Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 31, 2003                       By:  /s/ James D. Durham
                                                 -------------------------------
                                                     James D. Durham
                                                     Director

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of First Medical Resources Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated: March 31, 2003                       By:  /s/ James D. Durham
                                                 -------------------------------
                                                     James D. Durham
                                                     Chief Executive Officer and
                                                     Chairman of the Board



Dated: March 31, 2003                       By:  /s/ Lawrence M. Davis
                                                 -------------------------------
                                                     Lawrence M. Davis
                                           Chief Financial Officer and Secretary

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James D. Durham, Chief Executive Officer and Chairman of Board of First Medical Resources Corp., certify that:

     1. I have reviewed this annual report on Form 10-KSB of First Medical Resources Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                       By:  /s/ James D. Durham
                                                 -------------------------------
                                                     James D. Durham
                                                     Chief Executive Officer and
                                                     Chairman of the Board

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence M. Davis, Chief Financial Officer and Secretary of First Medical Resources Corp., certify that:

     1. I have reviewed this annual report on Form 10-KSB of First Medical Resources Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                       By:  /s/ Lawrence M. Davis
                                                 -------------------------------
                                                     Lawrence M. Davis
                                                     Chief Financial Officer and
                                                     Secretary