Form 10QSB
period 2003-03-31
FIRST MEDICAL RESOURCES CORP
filed 2003-05-20
CIK 1158986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2003

                       FIRST MEDICAL RESOURCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as it appears in its charter)

                                    000-49612
--------------------------------------------------------------------------------
                            (Commission File Number)

            Nevada                                            86-1038019
--------------------------------------------------------------------------------
  (State or jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                            Identification No.)

                                455 Market Street
                                    Suite 455
                         San Francisco, California 94105
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (415) 543-1535
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---


At the end of the quarter ending March 31, 2003, there were 10,525,000 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                          FIRST MEDICAL RESOURCES, INC.

                          Form 10-QSB Quarterly Report
                   For A Quarterly Period Ended March 31, 2003


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................3

        Item 1. Financial Statements...........................................3

           BALANCE SHEETS As of March 31, 2003 ................................3

           STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31
            AND FROM INCEPTION (JULY 31, 2001) TO MARCH 31, 2003 ..............4

           STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31
            AND FROM INCEPTION (JULY 31, 2001) TO MARCH 31, 2003 ..............5

        Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of  Operations.............6

        Item 3.    Controls and Procedures.....................................7
..

PART II. OTHER INFORMATION

        Item 1.    Legal Proceedings...........................................7

        Item 2.    Changes in Securities.......................................7

        Item 3.    Default Upon Senior Securities..............................7

        Item 4.    Submission of Matters to a Vote of Security Holders.........7

        Item 5.    Other Information...........................................7

        Item 6.    Exhibits and Reports........................................7

Signatures.....................................................................8

Certifications.................................................................9

                          FIRST MEDICAL RESOURCES, INC.

                          Form 10-QSB Quarterly Report
                   For A Quarterly Period Ended March 31, 2003


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          FIRST MEDICAL RESOURCES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                March 31, 2003 December 31, 2002
                                                --------------------------------
                                                  (unaudited)      (audited)

CURRENT ASSETS

   Cash                                         $           61  $            61
                                                -------------------------------
      Total current assets                                  61               61

Equipment, net                                           5,851            6,418
                                                -------------------------------
TOTAL ASSETS                                             5,912            6,479
                                                ===============================

LIABILITIES & STOCKHOLDERS' DEFICIT
LIABILITIES
   Accounts payable                                     48,867           47,429
   Accrued liabilities                                 187,500          187,500
                                                -------------------------------

      Total current liabilities                        236,367          234,929
                                                -------------------------------

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001
      Authorized 20,000,000 shares,
      No shares issued and outstanding                       -                -

   Common stock, par value $0.001
      Authorized 80,000,000 shares
      Issued and outstanding 10,525,000 shares and
         10,031,250 shares, respectively                10,525           10,031
   Additional paid in capital                          (49,939)         (49,400)
   Accumulated deficit during development stage       (191,041)        (189,081)
                                                -------------------------------
                                                      (230,455)        (228,450)
                                                -------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT       $        5,912  $         6,479
                                                ===============================

                             FIRST MEDICAL RESOURCES CORP
                             (A DEVELOPMENT STAGE COMPANY)

                                STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED MARCH 31
                 AND FROM INCEPTION (JULY 31, 2001) TO MARCH 31, 2003

                                                                From Inception
                                                               July 31, 2001 to
                                            2003          2002  March 31, 2003
                                     -------------------------------------------
                                     (unaudited)   (unaudited)       (unaudited)

Revenue:                             $        -    $         -       $        -
                                     -------------------------------------------

Expenses:
   Consulting fees                           394             -          143,659
   Administrative                          1,704         1,279           47,520
                                     -------------------------------------------

                                           2,098         1,279          191,179
                                     -------------------------------------------

Net Loss                             $    (2,098)  $     1,279       $ (191,179)
                                     ===========================================

Basic Loss per Share                 $     (0.00)  $     (0.00)
                                     ==========================
Weighted Average Number
  Shares Outstanding                  10,173,889     20,000,000
                                     ==========================

                                  FIRST MEDICAL RESOURCES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31
                      AND FROM INCEPTION (JULY 31, 2001) TO MARCH 31, 2003

                                                                             From Inception
                                                                            July 31, 2001 to
                                                     2003          2002      March 31, 2003
                                             ------------- --------------  -------------------
                                               (unaudited)   (unaudited)       (unaudited)
OPERATING ACTIVITIES

Net loss                                     $      (2,098) $     (1,279)   $        (191,179)
Adjustments to reconcile net loss
   to net cash provided by operations:
   Depreciation                                        566             -                  943
   Consulting                                          394             -               24,025
   Change in liabilities                             1,138             -              236,067
                                             ------------- -------------- -------------------
Net cash provided by operating activities                -        (1,279)              69,856
                                             ------------- -------------- -------------------

Cash Flow Used In Investing Activities
   Purchase of First Medical                             -              -            (117,500)
   Purchase of fixed assets                              -              -              (6,795)
                                             ------------- -------------- -------------------
Net cash used by investing activities                    -              -            (124,295)
                                             ------------- -------------- -------------------
Cash Flow Provided By Financing Activities
   Cash contribution                                     -            750              50,500
   Sale of stock                                         -              -               4,000
                                             ------------- -------------- -------------------
Net cash provided by financing activities                -            750              54,500
                                             ------------- -------------- -------------------

Net cash (decrease)/increase for period                  -          (529)                  61
Cash at beginning of period                             61           947                    -
                                             ------------- -------------- -------------------
Cash at end of period                        $          61 $         418   $               61
                                             ============= ============== ===================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding any future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.


Results of Operation

We had no operations other than organizational activities and generated no revenue during the quarters ended March 31, 2003 and 2002.


Plan of Operation

We intend to provide services to manage the clinical and financial aspects of non-network healthcare services. We intend to provide a platform for select companies in this environment to consolidate and create sufficient critical mass to provide access to capital and professional management, build a common technology backbone, open new markets, and reinvest in the professional staff to create a larger revenue opportunity. We will do so initially through acquisitions followed closely with an integration strategy utilizing technology for expense and operating synergies.


Related Party Transaction

The Company's Chief Executive Officer and Chief Financial Officer also hold similar positions with Lifen, Inc. This company advanced certain moving and equipment installation costs for the benefit of itself and the Company. That portion advanced for the benefit of the Company was repaid in full to Lifen, Inc. in December, 2002


Liquidity and Capital Resources


At March 31, 2003, the Company's current liabilities exceeded its current assets by $236,306. We had cash on hand of $61. We believe that additional working capital in the amount of $500,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. There can be no assurance that such financing will be available to the Company in an amount and on terms acceptable to us.

The Company has funded its cash needs over the periods covered by this Report with cash on hand, cash contributed by its officers and directors, and the sale of stock to certain accredited investors. Failure to raise such additional capital could have a material adverse effect upon the Company's growth and development plans and could result in the Company going out of business.

Item 3. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.


There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

     (a)  Exhibits


Exhibit 99.1 Certification of James D. Durham, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Lawrence M. Davis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports Filed on Form 8-k


None

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized


Dated: May 20, 2003                          FIRST MEDICAL RESOURCES CORPORATION


                                             By: /s/ James D. Durham
                                             ------------------------------
                                             James D. Durham
                                             Chief Executive Officer

                                             By: /s/ Lawrence M. Davis
                                             -------------------------------
                                             Lawrence M. Davis
                                             Chief Financial Officer

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James D. Durham, Chief Executive Officer and Chairman of Board of the Registrant, First Medical Resources Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Medical Resources Corp.;

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003                             By: /s/ James D. Durham
                                                --------------------------------
                                                        James D. Durham
                                                Chief Executive Officer
                                                and Chairman of the Board

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence M. Davis, Chief Financial Officer and Secretary of the Registrant, First Medical Resources Corp certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Medical Resources Corp.;

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

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003                             By: /s/ Lawrence M. Davis
                                                --------------------------------
                                                        Lawrence M. Davis
                                                Chief Financial Officer
                                                and Secretary